Form 10-K
period 2001-12-31
AMERICAN ENTERPRISE VARIABLE ANNUITY ACCOUNT
filed 2002-03-28
CIK 926266

UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                          FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 33-28976

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                     INDIANA                         94-786905
           -------------------------------       --------------------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

         829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA         55474
         ------------------------------------------------       ---------
             (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code) (612) 671-3131
                                                     --------------

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

                                     PART I
ITEM 1.  BUSINESS

American Enterprise Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Indiana. The Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life) which is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly owned subsidiary of American Express Company. The Company serves residents of 48 states. The Company has consolidated assets at December 31, 2001 of $5.3 billion. American Enterprise REO 1, LLC is a wholly owned subsidiary of the Company.

The Company's principal product is deferred annuities which are issued primarily to individuals. It offers single premium and annual premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities and variable universal life insurance are offered as well. The Company distributes its products primarily through financial institutions and unbranded independent financial advisors.

The Company's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company has the option of paying a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers fixed/variable annuity products which give the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives any potential rewards inherent in the ownership of the underlying investment. At December 31, 2001, the Company had $4.5 billion of fixed and variable annuities in force, an increase of 10 percent from the prior year end.

Assets held in separate accounts which fund the variable annuity product totaled $708 million at December 31, 2001, a 20 percent increase from December 31, 2000.

The Company is subject to comprehensive regulation by the Indiana Department of Insurance. The laws of the other states in which the Company does business regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. There has been increasing focus on the variable annuity business by regulators. In the United States, the McCarran-Ferguson Act provides that the primary regulation of the insurance industry is left to the individual states. Typically, states regulate such matters as company licensing, agent licensing, cancellation or nonrenewal of policies, minimum health insurance policy benefits, life insurance cost disclosure, solicitation and replacement practices, unfair trade and claims practices, rates, forms, advertising, investment type and quality, minimum capital and surplus levels and changes in control. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. In addition to state laws, the Company is affected by a variety of federal laws, and there is periodic federal interest in various aspects of the insurance industry including taxation of variable annuities and life insurance policies, solvency and accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the Company.

The annuity business is highly competitive and the Company's competitors consist of both stock and mutual insurance companies and other financial institutions. Competitive factors applicable to the business of the Company include the interest rates credited to its products, the charges deducted from the cash values of such products, the financial strength of the organization and the services provided to policyholders.

ITEM 2.  PROPERTIES

The Company has no employees and is charged by IDS Life for the use of joint facilities in Minneapolis, Minnesota, which are leased by AEFC. These facilities are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

A number of lawsuits involving insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts have been filed against life and health insurers in jurisdictions in which the Company and its affiliates do business. The Company and its affiliates, like other life and health insurers, are involved in such litigation. IDS Life was a named defendant in three class action lawsuits of this nature. The Company is a named defendant in one of the suits, Richard W. and Elizabeth J. Thoresen v. American Express Financial Corporation, American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York which was also commenced in Minnesota state court on October 13, 1998. These class action lawsuits included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts.

In January 2000, AEFC and its subsidiaries reached an agreement in principle to settle the three class action lawsuits, including the one described above. It is expected the settlement will provide $215 million of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity market conduct claims dating back to 1985.

In August 2000, an action entitled Lesa Benacquisto, Daniel Benacquisto, Richard Thoresen, Elizabeth Thoresen, Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert v. American Express Financial Corporation, American Express Financial Advisors, American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York was commenced in the United States District Court for the District of Minnesota. The complaint put at issue various alleged sales practices and misrepresentations and allegations of violations of federal laws.

In May 2001, the United States District Court for the District of Minnesota and the District Court, Fourth Judicial District for the State of Minnesota, Hennepin County entered orders approving the settlement as tentatively reached in January 2000. Appeals were filed in both federal and state court but subsequently dismissed by the parties filing the appeals. The orders approving the settlement were final as of September 24, 2001. Implementation of the settlement commenced October 15, 2001.

Numerous individuals opted out of the settlement described above and therefore did not release their claims against the AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to the Company. Most of their claims have been settled.

The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2001 Compared to 2000:

The Company's net loss was $42 million in 2001, compared to net income of $24 million in 2000. Loss before income taxes totaled $64 million in 2001, compared with income of $38 million in 2000. This decline was primarily the result of a $91 million increase in net pretax realized loss on investments and a $28 million decrease in net investment income.

Total investment contract deposits received increased to $922 million in 2001, compared with $721 million in 2000. This increase is primarily due to increases in fixed and variable annuity deposits in 2001.

Total revenues decreased to $198 million in 2001, compared with $312 million in 2000. The decrease is primarily due to net investment losses and decreases in net investment income. Net investment income, the largest component of revenues, decreased 9% from the prior year, primarily due to lower overall investment yields and credit related yield adjustments on fixed maturity investments.

Contractholder charges decreased 13 percent to $6.0 million in 2001, compared with $6.9 million in 2000, due primarily to a decline in fixed annuity surrender charges. The Company also receives mortality and expense risk fees from the separate accounts. Mortality and expense risk fees increased to $10.2 million in 2001, compared with $5.4 million in 2000, reflecting an increase in separate account assets.

Net realized losses on investments were $90 million in 2001, compared to net realized gains on investments of $0.5 million in 2000. The losses in 2001 are comprised of an $18 million net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities; a $20 million write-down in the second quarter to recognize the impact of higher default assumptions on certain structured investments; a $51 million write-down of lower-rated securities (most of which were sold in 2001) in the second quarter primarily in connection with the Company's decision to lower its risk profile by reducing the level of its high-yield fixed maturity investment portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $1 million of other net losses related to the sale and write-down of investments.

Total benefits and expenses decreased 4 percent to $262 million in 2001 compared to $274 million in 2000. The largest component of expenses, interest credited on investment contracts, decreased to $181 million, reflecting lower crediting rates which more than offset the growth in fixed annuities inforce. Amortization of deferred policy acquisition costs (DACs) decreased to $45 million in 2001, compared to $48 million in 2000. The decline was primarily due to DAC unlocking adjustments (see footnote one of the attached financial statements for the definition of unlocking adjustments), which resulted in net increases in amortization of $1.9 million in 2001 and $1.5 million in 2000. Amortization, excluding unlocking adjustments, was less in 2001 than in 2000, due primarily to improved persistency of fixed deferred annuity business.

Other operating expenses increased slightly to approximately $36 million in 2001.

2000 Compared to 1999:

Net income decreased 28 percent to $24 million in 2000, compared to $34 million in 1999. Income before income taxes totaled $38 million in 2000, compared with $51 million in 1999. The decrease was largely due to lower net investment income in 2000 than in 1999.

Total investment contract deposits received increased to $721 million in 2000, compared with $336 million in 1999. This increase is primarily due to an increase in variable annuity deposits in 2000.

Total revenues decreased to $312 million in 2000, compared with $338 million in 1999. The decrease is primarily due to decreases in net investment income and net realized gains on investments. Net investment income, the largest component of revenues, decreased 7 percent from the prior year, reflecting a decrease in investments owned and lower investment yields.

Contractholder charges increased 13 percent to $6.9 million in 2000, compared with $6.1 million in 1999, reflecting an increase in annuity surrender charges. The Company also receives mortality and expense risk fees from the separate accounts. Mortality and expense risk fees increased 135 percent to $5.4 million in 2000, compared with $2.3 million in 1999, this reflects the increase in separate account assets.

Net realized gain on investments was $.5 million in 2000, compared with $6.6 million in 1999. The decrease in net realized gains was primarily due to the loss on sale and writedown of fixed maturity investments.

Total benefits and expenses decreased 5 percent to $274 million in 2000, compared with $287 million in 1999. The largest component of expenses, interest credited on investment contracts, decreased to $191 million, reflecting a decrease in fixed annuities in force and lower crediting rates. Amortization of deferred policy acquisition costs increased to $48 million, compared to $43 million in 1999. This increase was due primarily to increased aggregate amounts in force.

Other operating expenses remained steady at $35 million in 2000.

Certain Critical Accounting Policies

In December 2001, The Securities and Exchange Commission (SEC) issued a financial reporting release, #FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." In this connection, the following information has been provided about certain critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management's judgment. These policies relate to the recognition of impairment within the investment portfolio and deferred acquisition costs.

Generally, investment securities are carried at fair value on the balance sheet. Gains and losses are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is not temporary, which requires judgment regarding the amount and timing of recovery. Typically, the Company defines an event of impairment for debt securities as issuer default or bankruptcy. Fair value is generally based on quoted market prices. However, the Company's investment portfolio also contains structured investments of various asset quality, including Collateralized Debt Obligations (CDOs) and Structured Loan Trusts (backed by high-yield bonds and bank loans, respectively), which are not readily marketable. As a result, the carrying values of these structured investments are based on cash flow projections which require a significant degree of judgment and as such are subject to change. If actual future cash flows are less than projected, additional losses would be realized.

The Company's deferred acquisition costs (DACs) represent costs of acquiring new business, principally sales and other distribution and underwriting costs, that have been deferred on the sale of annuity, insurance, and certain mutual fund and long-term products. DACs are amortized over the lives of the products, either as a constant percentage of projected earnings or as a constant percentage of projected liabilities associated with such products. Such projections require use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and, for variable products, separate account performance. As actual experience differs from the current assumptions, management considers on a quarterly basis the need to change key assumptions underlying the amortization models prospectively. For example, if the stock market trend rose or declined appreciably, it could impact assumptions made about separate account performance and result in an adjustment to income, either positively or negatively. The impact on results of operations of changing prospective assumptions with respect to the amortization of DACs is reflected in the period in which such changes are made.

Risk Management

The sensitivity analysis of two different types of market risk discussed below estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions of two different types of market risk on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10% decline in the value of equity securities under management. Computations of the prospective effects of the hypothetical interest rate and equity market changes are based on numerous assumptions, including relative levels of market interest rates and equity market prices, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occur. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occurred. As a result, actual earnings consequences will differ from those quantified below.

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

The Company has an investment committee that holds regularly scheduled meetings and, when necessary, special meetings. At these meetings, the committee reviews models projecting different interest rate scenarios and their impact on profitability. The objective of the committee is to structure the investment security portfolio based upon the type and behavior of products in the liability portfolio so as to achieve targeted levels of profitability within defined risk parameters and to meet contractual obligations.

Rates credited to contractholders' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for hedging purposes. These derivatives protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contractholders' accounts.

The effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 2001 and includes the impact of any derivatives, would be an increase of approximately $5.4 million.

The amount of the fee income the Company receives is based upon the daily market value of the separate account assets. As a result, the Company's fee income would be negatively impacted by a decline in the equity markets.

The negative effect on the Company's pretax earnings of a 10% decline in equity prices would be approximately $1 million based on assets under management as of December 31, 2001.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by annuity considerations, capital contributions, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses and investment purchases.

The Company has an available line of credit with AEFC aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the agreement at December 31, 2001. At December 31, 2001, there were no outstanding reverse repurchase agreements.

At December 31, 2001, investments in fixed maturities comprised 83 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 45 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 2001, approximately 3 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

During 2001, the Company placed a majority of its rated Collateralized Debt Obligation (CDO) (obligations that are backed primarily by high-yield bonds) securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $54 million, into a securitization trust. In return, the company received $7 million in cash relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $47 million. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their relative fair values. Fair values are based on the estimated present value of future cash flows.

At December 31, 2001, net unrealized appreciation on available-for-sale fixed maturities included $62 million of gross unrealized appreciation and $42 million of gross unrealized depreciation. The Company does not have any held-to-maturity fixed maturities at December 31, 2001.

At December 31, 2001, the Company had a reserve for losses for mortgage loans totaling $4.2 million.

In 2001, the Company received a $60 million capital contribution from its parent.

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

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 2001, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Forward-Looking Statements

Certain statements in item #7 of this Form 10-K Annual Report contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Mangement's Discussion and Analysis of financial condition and results of operations under the section titled risk management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements and Schedules Required under Regulation S-X.

   Index to financial statements

     The following consolidated financial statements of American Enterprise Life Insurance Company are included in Item 8:

     Report of Independent Auditors                                         16

     Consolidated Balance Sheets at December 31, 2001 and 2000              17

     Consolidated Statements of Income for the years ended
           December 31, 2001, 2000 and 1999                                 18

     Consolidated Statements of Stockholder's Equity for the years ended
           December 31, 2001, 2000 and 1999                                19-20

     Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                                21-22

     Notes to Consolidated Financial Statements                            23-35

   All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements or is not required. Therefore, all schedules have been omitted.

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

                See Index to Financial Statements and Financial Statement Schedules on page 11.

           (2)  Financial Statement Schedules

                See index to Financial Statements and Financial Statement Schedules. All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements or is not required. Therefore, all schedules have been omitted.

           (3)  Exhibits

                    3.1 Amendment and Restatement of Articles of Incorporation of American Enterprise Life dated July 29, 1986, filed electronically as Exhibit 6.1 to American Enterprise Life Personal Portfolio Plus 2's Initial Registration Statement No. 33-54471, filed on or about July 5, 1994, is incorporated by reference.

                    3.2 Amended By-laws of American Enterprise Life, filed electronically as Exhibit 6.2 to American Enterprise Life Personal Portfolio Plus 2's Initial Registration Statement No. 33-54471, filed on or about July 5, 1994, is incorporated by reference.

                    3.3 Consent in writing in lieu of a meeting of the Board of Directors of American Enterprise Life Insurance Company establishing the American Enterprise MVA Account dated Aug. 18, 1999, filed electronically as Exhibit 3.3 to Registrant's Initial Registration Statement No. 333-86297, filed on or about Aug. 31, 1999, is incorporated by reference.

                    4.1 Form of Deferred Annuity Contract for the American Express(R) Signature One Variable Annuity (form 240180), filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Dec. 7, 1999, is incorporated by reference.

                    4.2 Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM) Variable Annuity (form 44209), filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.3 Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM) Builder Variable Annuity (form 44210), filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.4 Form of Deferred Annuity Contract for the American Express New Solutions(SM) Variable Annuity (form 240343) filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297 on Form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.5 Form of Deferred Annuity Contract for American Express Signature Variable Annuity (R) (form 43431) filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on form N-4, filed on or about Aug. 4, 1999, is incorporated by reference.

                    4.6 Form of Deferred Annuity Contract for the American Express(R) Galaxy Premier Variable Annuity and the American Express Pinnacle Variable Annuity(SM) (form 44170) filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-82149, filed on or about Sept. 21, 1999, is incorporated by reference.

                    4.7 Form of Deferred Annuity Contract for American Express FlexChoice(SM) Variable Annuity contract Option L (form 271496) filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-73958 on form N-4, filed on or Feb. 20, 2002, is incorporated by reference.

                    4.8 Form of Deferred Annuity Contract for American Express FlexChoice(SM) Variable Annuity contract Option C (form 271491) filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-73958 on form N-4, filed on or Feb. 20, 2002, is incorporated by reference.

                    4.9 Form of Enhanced Death Benefit Rider for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 44213), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.10 Form of Guaranteed Minimum Income Benefit Rider for the
                         American Express Signature Variable Annuity (R) and the American Express(R) Signature One Variable Annuity (6% Accumulation Benefit Base) (form 240186), filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 3 to Registration Statement No. 333-85567 on form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.11 Form of Guaranteed Minimum Income Benefit Rider for the
                         American Express New Solutions(SM) Variable Annuity (form 240350), filed electronically as Exhibit 4.4 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297 on Form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.12 Form of Guaranteed Minimum Income Benefit Rider for the
                         Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 44214), filed electronically as Exhibit
                         4.4 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.13 Form of 5%  Accumulation  Death  Benefit  Rider for the
                         American Express Signature Variable Annuity(R) and the American Express Signature One Variable Annuity(SM) (form 240183), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Dec. 8, 1999, is incorporated by reference.


                    4.14 Form of Value Option  Return of Purchase  Payment Death
                         Benefit Rider for the American Express (R) Signature One Variable Annuity (form 240182), filed electronically as Exhibit 4.11 to Registrant's
                         Post-Effective Amendment No. 6 to Registration Statement No. 333-86297 on form S-1, filed on or about May 1, 2000, is incorporated by reference.

                    4.15 Form of 8%  Performance  Credit  Rider for the American
                         Express Signature Variable Annuity(R) and the American Express(R) Signature One Variable Annuity (form 240187), filed electronically as Exhibit 4.4 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 2 to Registration Statement No. 333-85567 on form N-4, filed on or about Dec. 30, 1999, is incorporated by reference.

                    4.16 Form of  Performance  Credit  Rider  for  the  American
                         Express New Solutions(SM) Variable Annuity (form 240349), filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297 on Form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.17 Form of Benefit  Protector(SM)  Death Benefit Rider for
                         the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express New Solutions (SM) Variable Annuity, the American Express(R) Galaxy Premier Variable
                         Annuity, the American Express Pinnacle Variable Annuity(SM), the American Express(R) Signature One Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 271155), filed electronically as Exhibit 4.15 to American Znterprise Variable Annuity Account's Post-Effective Amendment No. 6 to Registration Statement No. 333-85567 on form N-4, filed on or about March 1, 2001, is incorporated by reference.

                    4.18 Form of Benefit  Protector(SM) Plus Death Benefit Rider
                         for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express New Solutions (SM) Variable Annuity, the American Express(R) Galaxy Premier Variable
                         Annuity, the American Express Pinnacle Variable Annuity(SM), the American Express(R) Signature One Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 271156), filed electronically as Exhibit 4.16 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 6 to Registration Statement No. 333-85567 on form N-4, filed on or about March 1, 2001, is incorporated by reference.

                    4.19 Form of Maximum  Anniversary  Value Death Benefit Rider
                         for the American Express New Solutions (SM) VariableAnnuity (form 240346), filed electronically as
                         Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297, filed on or about February 11, 2000, is incorporated by reference.

                    4.20 Form of  Roth  IRA  Endorsement  for  the  Wells  Fargo
                         Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express Signature Variable Annuity(R), the American Express(R) Signature One Variable Annuity, the American Express New Solutions (SM) Variable Annuity, the American Express(R) Galaxy Premier Variable Annuity, the American Express Pinnacle Variable Annuity(SM) and the American Express FlexChoice(SM) Variable Annuity contracts (form 43094), filed electronically as Exhibit
                         4.2 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on form N-4, filed on or about Aug. 4, 1999, incorporated by reference.

                    4.21 Form of  SEP-IRA  for  the  Wells  Fargo  Advantage(SM)
                         Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express (R) Signature One Variable Annuity, the American Express(R) Galaxy Premier Variable Annuity, and the American Express Pinnacle Variable Annuity(SM) (form 43412), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-72777 on form N-4, filed on or about July 8, 1999, is incorporated by reference.

                    4.22 Form of  SEP-IRA  for the  American  Express  Signature
                         Variable Annuity(R), the American Express New Solutions(SM) Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 43433) filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on form N-4, filed on or about Aug. 4, 1999, is incorporated by reference.

                    4.23 Form of Disability  Waiver of Withdrawal  Charges Rider
                         for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 44215), filed electronically as Exhibit
                         4.5 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.24 Form of Unemployment Waiver of Withdrawal Charges Rider
                         for the Wells Fargo Advantage(SM) Variable Annuity and the Wells Fargo Advantage(SM) Builder Variable Annuity (form 44216), to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.25 Form   of  TSA   Endorsement   for  the   Wells   Fargo
                         Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express Signature Variable Annuity(R) and the American Express FlexChoice(SM) Variable Annuity contracts (form 43413), filed electronically as Exhibit 4.4 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-72777 on form N-4, filed on or about July 8, 1999, is incorporated by reference.

          (b)  Reports on Form 8-K filed in the fourth quarter of 2001 - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                           Registrant


3/12/2002                  By /s/ Carol A. Holton
                              ----------------------------------------
Date                              Carol A. Holton, President
                                  and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


3/12/2002                  By /s/ Gumer C. Alvero
                              ----------------------------------------
Date                              Gumer C. Alvero, Chairman of the
                                  Board and Executive Vice President - Annuities

3/12/2002                  By /s/ Douglas K. Dunning
                              ----------------------------------------
Date                              Douglas K. Dunning, Director

3/12/2002                  By /s/ Carol A. Holton
                              ----------------------------------------
Date                              Carol A. Holton, President
                                  and Chief Executive Officer

3/12/2002                  By
                              ----------------------------------------
Date                              Paul S. Mannweiler, Director


3/12/2002                  By /s/ Teresa J. Rasmussen
                              ----------------------------------------
Date                              Teresa J. Rasmussen, Vice President, General
                                  Counsel and Secretary

3/12/2002                  By /s/ Philip C. Wentzel
                              ----------------------------------------
Date                              Philip C. Wentzel, Vice President and
                                  Controller

Report of Independent Auditors

The Board of Directors
American Enterprise Life Insurance Company


We have audited the accompanying consolidated balance sheets of American Enterprise Life Insurance Company (a wholly-owned subsidiary of IDS Life Insurance Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Enterprise Life Insurance Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.





January 28, 2002
Minneapolis, Minnesota

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                      (In thousands, except share amounts)

      ASSETS                                                                            2001             2000
                                                                                     ----------       -------
Investments:
   Fixed maturities:
     Held-to-maturity, at amortized cost (fair value: 2000, $927,031)                   $        -      $  934,091
     Available-for-sale, at fair value (amortized cost: 2001, $3,282,893;
        2000, $2,163,906)                                                                3,302,753       2,068,487
   Common stocks                                                                               344             880
   Mortgage loans on real estate                                                           654,209         724,009
   Other investments                                                                         2,400               -
                                                                                        ----------      ----------
          Total investments                                                              3,959,706       3,727,467

Cash and cash equivalents                                                                  260,214          34,852

Amounts due from brokers                                                                    41,705           1,316
Other accounts receivable                                                                    1,812             867
Accrued investment income                                                                   45,422          54,941
Deferred policy acquisition costs                                                          217,923         198,622
Deferred income taxes, net                                                                  32,132          26,350
Other assets                                                                                 8,527          18,496
Separate account assets                                                                    708,240         589,310
                                                                                        ----------     -----------
          Total assets                                                                  $5,275,681      $4,652,221
                                                                                        ==========      ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Future policy benefits:
      Fixed annuities                                                                   $3,765,679      $3,584,784
      Universal life-type insurance                                                              3              10
   Policy claims and other policyholders' funds                                              2,286           9,295
   Amounts due to brokers                                                                  225,127          24,387
   Other liabilities                                                                        64,517           6,326
   Separate account liabilities                                                            708,240         589,310
                                                                                        ----------      ----------
          Total liabilities                                                              4,765,852       4,214,112

Commitments and contingencies

Stockholder's equity:
  Capital stock, $150 par value per share; 100,000 shares authorized, 20,000
    shares issued and outstanding                                                            3,000           3,000
 Additional paid-in capital                                                                341,872         281,872
 Accumulated other comprehensive loss, net of tax:
    Net unrealized securities gains (losses)                                                17,655         (62,097)
    Net unrealized derivative losses                                                       (26,304)              -
                                                                                        ----------      -----------
          Total accumulated other comprehensive loss                                        (8,649)        (62,097)
 Retained earnings                                                                         173,606         215,334
                                                                                        ----------      ----------
          Total stockholder's equity                                                       509,829         438,109
                                                                                        ----------      ----------

 Total liabilities and stockholder's equity                                             $5,275,681      $4,652,221
                                                                                        ==========      ==========

See notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31,
                                 (In thousands)

                                                                       2001              2000             1999
                                                                      ------            ------           ------
REVENUES
  Net investment income                                               $271,718          $299,759         $322,746
  Contractholder charges                                                 5,998             6,865            6,069
  Mortality and expense risk fees                                       10,247             5,383            2,269
  Net realized (loss) gain on investments                              (89,920)              469            6,565
                                                                      ---------        ------------     ---------

          Total revenues                                               198,043           312,476          337,649
                                                                      --------         ---------        ---------

BENEFITS AND EXPENSES
   Interest credited on universal life-type insurance and
      investment contracts                                             180,906           191,040          208,583
  Amortization of deferred policy acquisition costs                     45,494            47,676           43,257
  Other operating expenses                                              35,579            35,308           35,147
                                                                    ----------        ----------       ----------

          Total benefits and expenses                                  261,979           274,024          286,987
                                                                     ---------         ---------        ---------

(Loss) income before income taxes                                      (63,936)           38,452           50,662

Income tax (benefit) expense                                           (22,208)           14,087           16,675
                                                                     ----------       ----------       ----------

Net (loss) income                                                     $(41,728)         $ 24,365         $ 33,987
                                                                    ===========        =========        =========

See notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   For the three years ended December 31, 2001
                                 (In thousands)

                                                                                    Accumulated
                                                                                       other
                                                                    Additional     comprehensive                      Total
                                                        Capital       paid-in      income (loss),     Retained    stockholder's
                                                         Stock        capital        net of tax       earnings        equity
                                                         -----        -------        ----------       --------        ------
Balance, January 1, 1999                                  $2,000      $282,872         $  44,295        $156,982    $ 486,149
Comprehensive loss:
   Net income                                                  -             -                 -          33,987       33,987
   Unrealized holding losses arising during the
     year, net of income tax benefit of $59,231                -             -          (110,001)              -     (110,001)
   Reclassification adjustments for gains included
     in net income, net of income tax of $2,179
                                                               -             -            (4,047)              -       (4,047)
                                                                                          -------                      -------
   Other comprehensive loss                                    -             -          (114,048)                    (114,048)
                                                                                                                     ---------
   Comprehensive loss                                                                                                 (80,061)
                                                                                                                      --------

Balance, December 31, 1999                                 2,000       282,872           (69,753)        190,969      406,088
Comprehensive income:
   Net income                                                  -             -                 -          24,365       24,365
   Unrealized holding gains arising during the year,
     net of income taxes of ($4,812)                           -             -             8,937               -        8,937
   Reclassification adjustment for gains included in
     net income, net of income tax of $690
                                                               -             -            (1,281)              -       (1,281)
                                                                                          -------                      -------
   Other comprehensive income                                  -             -             7,656               -        7,656
                                                                                                                        -----
   Comprehensive income                                                                                                32,021
   Change in par value of capital stock                    1,000        (1,000)                -               -            -
                                                           -----        ------           -------         -------      -------

 Balance, December 31, 2000                               $3,000      $281,872         $ (62,097)       $215,334    $ 438,109

See notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                   For the three years ended December 31, 2001
                                 (In thousands)

                                                                                    Accumulated
                                                                                       other
                                                                    Additional     comprehensive                      Total
                                                         Capital      paid-in      income (loss),      Retained    stockholder's
                                                          stock      capital          net of tax       earnings      equity
                                                          ------    ----------        ----------       ---------     ------
 Balance, December 31, 2000                               $3,000     $281,872         $(62,097)        $215,334      $438,109
 Comprehensive income:
   Net loss                                                    -            -                -          (41,728)      (41,728)
   Cumulative effect of adopting SFAS No. 133, net
     of income tax benefit of $18,699                          -            -          (34,726)               -       (34,726)
   Unrealized holdings gains arising on
     available-for-sale securities during the year,
     net of income taxes of $73,754                            -            -          136,972                -       136,972
   Reclassification adjustment for losses on
     available-for-sale securities included in net
     loss, net of income tax benefit of $30,811
                                                               -            -          (57,220)               -       (57,220)
   Reclassification adjustment for losses on
     derivatives included in net losses, net of
     income tax benefit of $4,535                              -            -            8,422                -         8,422
                                                                                       -------                        -------
   Other comprehensive income                                                           53,448                         53,448
                                                                                                                      -------
   Comprehensive income                                                                                                11,720
   Capital contribution                                        -       60,000                -                -        60,000
                                                      ----------     --------       ----------       ----------     ---------

   Balance, December 31, 2001                             $3,000     $341,872         $ (8,649)        $173,606      $509,829
                                                         =======     ========         ========         ========      ========

See notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                 (In thousands)

                                                                                2001              2000             1999
                                                                              --------          ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                        $   (41,728)       $  24,365        $  33,987
   Adjustments to reconcile net (loss) income to net cash provided by
     (used in) operating activities:
      Change in accrued investment income                                         9,519            1,735            5,064
      Change in other accounts receivable                                          (945)            (551)            (102)
      Change in deferred policy acquisition costs, net                          (19,301)         (18,334)          16,191
      Change in other assets                                                     31,411           (9,960)              34
      Change in policy claims and other policyholders' funds                     (7,009)          (2,802)           4,708
      Deferred income tax (benefit) provision                                   (34,562)           7,029              711
      Change in other liabilities                                                 6,553          (11,110)          (7,064)
      Amortization of premium (accretion of discount), net                         (689)           2,682            2,315
      Net realized loss (gain) on investments                                    89,920             (469)          (6,565)
      Other, net                                                                 (7,796)            (233)          (1,562)
                                                                          --------------      ------------    -----------

         Net cash provided by (used in) operating activities                     25,373           (7,648)          47,717

CASH FLOWS FROM INVESTING ACTIVITIES
   Held-to-maturity securities:
        Maturities, sinking fund payments and calls                                   -           65,716           65,705
        Sales                                                                         -            5,128            8,466
   Available-for-sale securities:
        Purchases                                                            (1,446,157)        (101,665)        (593,888)
        Maturities, sinking fund payments and calls                             379,281          171,297          248,317
        Sales                                                                   803,034          176,296          469,126
    Other investments:
        Purchases                                                                (8,513)          (1,388)         (28,520)
        Sales                                                                    71,110           65,978           57,548
    Change in amounts due from brokers                                          (40,389)          (1,316)               -
    Change in amounts due to brokers                                            200,740             (828)         (29,132)
                                                                            -----------      -----------       ----------

          Net cash (used in) provided by investing activities               $   (40,894)       $ 379,218        $ 197,622

See notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            Years ended December 31,
                                 (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES                                             2001             2000             1999
                                                                              -----------      -----------       ---------
   Activity related to universal life-type insurance and
     investment contracts:
     Considerations received                                                  $ 779,626        $ 398,462        $ 299,899
     Surrenders and other benefits                                             (779,649)        (926,220)        (753,821)
     Interest credited to account balances                                      180,906          191,040          208,583
   Capital contribution                                                          60,000                -                -
                                                                               --------        ---------        ---------
          Net cash provided by (used in) financing activities                   240,883         (336,718)        (245,339)
                                                                               --------        ---------        ---------

   Net increase in cash and cash equivalents                                    225,362           34,852                -

   Cash and cash equivalents at beginning of year                                34,852                -                -
                                                                               --------        ---------         --------

   Cash and cash equivalents at end of year                                   $ 260,214        $  34,852        $       -
                                                                              =========        =========        =========

 Supplemental disclosures:
    Income taxes paid                                                         $       -        $  14,861        $  22,007
    Interest on borrowings                                                           15            1,073            2,187

See notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)

1.   Summary of significant accounting policies

     Nature of business

     American Enterprise Life Insurance Company (the Company) is a stock life insurance company that is domiciled in Indiana and is licensed to transact insurance and annuity business in 48 states. The Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life), which is a wholly-owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly-owned subsidiary of American Express Company. The Company also wholly-owns American Enterprise REO 1, LLC.

     The Company's principal product is deferred annuities, which are issued primarily to individuals. It offers single premium and annual premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities and variable universal life insurance are offered as well. The Company distributes its products primarily through financial institutions and unbranded independent financial advisors.

     Revenue recognition

     Profits on fixed deferred annuities are the excess of contractholder charges and investment income earned from investment of contract considerations over interest credited to contract values, amortization of deferred acquisition costs, and other expenses. Profits on variable deferred annuities also include the excess of mortality and expense risk fees over the costs of guaranteed benefits provided. Contractholder charges include policy fees and surrender charges.

     Profits on variable universal life insurance are the excess of contractholder charges, mortality and expense risk fees and investment income earned from investment of contract considerations over interest credited to contract values, death and other benefits paid in excess of contract values, amortization of deferred acquisition costs and other expenses. Contractholder charges include the monthly cost of insurance charges, issue and administrative fees and surrender charges. Mortality and expense risk fees are received from the variable life insurance separate accounts.

     Basis of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which vary in certain respects from reporting practices prescribed or permitted by the Indiana Department of Insurance (see Note 4). Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     Investments - securities

     Debt securities that the Company has both the positive intent and the ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. All other debt securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss), net of deferred income taxes. When evidence indicates there is a decline in a security's value, which is other than temporary, the security is written down to fair value through a charge to current year's earnings.

     The Company's investment portfolio contains structured investments, including Collateralized Debt Obligations (CDO's) (obligations that are primarily backed by high-yield bonds), which are not readily marketable. The carrying values of these investments are based on cash flow projections and, as such, these values are subject to change. If actual cash flows are less than projected, losses would be recognized; increases in cash flows would be recognized over future periods.

     Realized investment gains or losses are determined on an identified cost basis.

     Prepayments are anticipated on certain investments in mortgage-backed securities in determining the constant effective yield used to recognize interest income. Prepayment estimates are based on information received from brokers who deal in mortgage-backed securities.

     Investments - mortgage loans on real estate

     Mortgage loans on real estate are carried at amortized cost less reserves for losses. The estimated fair value of the mortgage loans is determined by discounted cash flow analyses using mortgage interest rates currently offered for mortgages of similar maturities.

     Impairment of mortgage loans is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for losses. The reserve for losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

     The Company generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectability of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     Cash and cash equivalents

     The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates fair value.

     Deferred policy acquisition costs

     The costs of acquiring new business, principally sales compensation, policy issue costs, and certain sales expenses, have been deferred on annuity contracts. These costs are amortized using the interest method.

     Amortization of deferred policy acquisition costs requires the use of assumptions including interest margins, persistency rates, maintenance expense levels and, for variable annuities, separate account performance. Actual experience is reflected in the Company's amortization models monthly. As actual experience differs from the current assumptions, management considers the need to change key prospective assumptions underlying the amortization models. The impact of changing prospective assumptions is reflected in the period that such changes are made and is generally referred to as an unlocking adjustment. During 2001 and 2000, unlocking adjustments resulted in a net increase in amortization of $1,900 and $1,500 respectively. Net unlocking adjustments in 1999 were not significant.

     In amortizing deferred policy acquisition costs associated with variable annuities, the Company assumes contract values will appreciate at a specified long-term annual rate. The Company may project near-term appreciation at a different rate in order to maintain the long-term rate assumption.

     Liabilities for future policy benefits

     Liabilities for variable universal life insurance and fixed and variable deferred annuities are accumulation values.

     Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates ranging from 5% to 9.5%, depending on year of issue.

     Reinsurance

     Reinsurance premiums and benefits paid or provided are accounted for on a basis consistent with those used in accounting for original policies issued and with the terms of the reinsurance contracts.

     The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life. Risk not retained is reinsured with other life insurance companies on a yearly renewable term basis. The Company retains all accidental death benefit and waiver of premium risk.

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

     Accounting developments

     In July 2000, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The Company adopted the consensus as of January 1, 2001. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects certain structured securities. Although there was no significant impact resulting from the adoption of Issue 99-20, the Company holds structured securities that are accounted for under Issue 99-20.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax reduction to other comprehensive income of $34,726. This reduction in other comprehensive income is due to cash flow hedges that existed previous to adopting SFAS No. 133, that no longer qualify or are not designated for hedge accounting treatment under SFAS No. 133. The cumulative impact to earnings was not significant. See Note 8 for further discussion of the Company's derivatives and hedging activities.

     SFAS No. 133 also provided a one-time opportunity to reclassify held-to-maturity security investments to available-for-sale without tainting the remaining securities in the held-to-maturity portfolio. The Company elected to take the opportunity to reclass all its held-to-maturity investments to available-for-sale.

     The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superceded SFAS No. 125. The Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The impact on the Company's financial position or results of operations of adopting the Statement was not significant.

2.   Investments

     Securities

     Pursuant to the adoption of SFAS No. 133 the Company reclassified all held-to-maturity securities with a carrying value of $934,091 and net unrealized losses of $7,060 to available-for-sale as of January 1, 2001.

     The following is a summary of securities available-for-sale at December 31, 2001:

                                                                        Gross            Gross
                                                     Amortized       Unrealized       Unrealized          Fair
     Fixed maturity securities:                        Cost              Gains           Losses           Value
                                                     ---------         ------            -----         ---------
        U.S. Government agency obligations
                                                    $    3,444        $   130          $    45        $    3,529
        State and municipal obligations                  2,250             18                -             2,268
        Corporate bonds and obligations              1,806,644         43,487           34,140         1,815,991
        Mortgage-backed securities                   1,470,555         18,528            8,118         1,480,965
                                                     ---------         ------            -----         ---------
     Total fixed maturity securities                $3,282,893        $62,163          $42,303        $3,302,753
                                                    ==========        =======          =======        ==========

     Common stocks                                  $      172       $    172          $     -        $      344
                                                    ==========       ========          =======        ==========

     The amortized cost and fair value of fixed maturity securities at December 31, 2001 by contractual maturity are as follows:

                                                                                     Amortized            Fair
                                                                                        Cost             Value
                                                                                     ---------         ---------
     Due within one year                                                            $  126,891        $  129,298
     Due from one to five years                                                        627,515           651,371
     Due from five to ten years                                                        822,833           822,586
     Due in more than ten years                                                        235,099           218,533
     Mortgage-backed securities                                                      1,470,555         1,480,965
                                                                                     ---------         ---------
          Total                                                                     $3,282,893        $3,302,753
                                                                                    ==========        ==========

     The timing of actual receipts may differ from contractual maturities because issuers may call or prepay obligations.

     The following is a summary of held-to-maturity and available-for-sale securities at December 31, 2000:

                                                                        Gross            Gross
                                                     Amortized        Unrealized      Unrealized           Fair
     Held-to-maturity                                  Cost              Gains           Losses           Value
                                                     ---------         ------            -----         ---------
     Fixed maturities:
      U.S. Government agency obligations              $  6,949        $    26          $    55          $  6,920
      State and municipal obligations                    2,101              1                -             2,102
      Corporate bonds and obligations                  773,630          9,876           17,470           766,036
      Mortgage-backed securities                       151,411            801              239           151,973
                                                       -------            ---              ---           -------
         Total fixed maturity securities              $934,091        $10,704          $17,764          $927,031
                                                      ========        =======          =======          ========

                                                                       Gross            Gross
     Available-for-sale                              Amortized        Unrealized      Unrealized           Fair
     Fixed maturities:                                 Cost            Gains             Losses           Value
                                                     ---------         ------            -----         ---------
        U.S. Government agency
        obligations                                 $    5,154        $   284         $      -        $    5,438
        State and municipal obligations                  2,250              5                -             2,255
        Corporate bonds and obligations              1,319,781         19,103          123,865         1,215,019
        Mortgage-backed securities                     836,721         10,780            1,726           845,775
                                                       -------         ------            -----           -------
          Total fixed maturity securities           $2,163,906        $30,172         $125,591        $2,068,487
                                                    ==========        =======         ========        ==========

     Common stocks                                  $      996        $     -         $    116        $      880
                                                    ==========        =======         ========        ==========

     At December 31, 2001, bonds carried at $3,444 were on deposit with various states as required by law.

     At December 31, 2001, fixed maturity securities comprised approximately 83 percent of the Company's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for approximately $311 million of securities which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. A summary of fixed maturity securities, at amortized cost, by rating on December 31, is as follows:

     Rating                                                                            2001              2000
                                                                                     ---------         ---------
     Aaa/AAA                                                                        $1,597,815       $   998,333
     Aaa/AA                                                                                  -             1,000
     Aa/AA                                                                              46,747            34,535
     Aa/A                                                                               58,419            59,569
     A/A                                                                               401,604           367,643
     A/BBB                                                                             145,261           121,028
     Baa/BBB                                                                           890,603           989,301
     Baa/BB                                                                             40,316            67,156
     Below investment grade                                                            102,128           459,432
                                                                                       -------           -------
                                                                                    $3,282,893        $3,097,997
                                                                                    ==========        ==========

     At December 31, 2001, approximately 93 percent of the securities rated Aaa/AAA were GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

     During the years ended December 31, 2000 and 1999, fixed maturities classified as held-to-maturity were sold with amortized cost of $5,128 and $8,466, respectively. Net gains and losses on these sales were not significant. The sales of these fixed maturities were due to significant deterioration in the issuers' creditworthiness.

     Available-for-sale securities were sold during 2001 with proceeds of $803,034 and gross realized gains and losses of $18,575 and $105,929 respectively. Available-for-sale securities were sold during 2000 with proceeds of $176,296 and gross realized gains and losses of $3,488 and $1,516, respectively. Available-for-sale securities were sold during 1999 with proceeds of $469,126 and gross realized gains and losses of $10,374 and $4,147 respectively.

     The net unrealized gain (loss) on available-for-sale securities as of December 31, 2001 and 2000, was $20,032 and ($95,535), respectively, with the $115,567 change, net of taxes, reflected as a separate component in accumulated other comprehensive income for the year ended December 31, 2001. For the year ended December 31, 2000 the change in net unrealized losses on available-for-sale securities was a decrease of $11,777. For the year ended December 31, 1999 the change in net unrealized gain on available-for-sale securities was a decrease of $175,458.

     During 2001, the Company recorded pretax losses of $90,151 to recognize the impact of higher default rate assumptions on certain structured investments; to write down lower rated securities (most of which were sold during 2001) in connection with Company's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; to write down certain other investments; and, to adopt eitf Issue 99-20, as previously discussed. Within the Consolidated Statements of Income, approximately $83,663 of these losses are included in Net realized (losses) gains on investments and approximately $6,488 are included in Net investment income.

     During 2001, the Company placed a majority of its rated Collateralized Debt Obligation (CDO) (obligations that are backed primarily by high-yield bonds) securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $53,615, into a securitization trust. In return, the company received $7,108 in cash relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $46,507. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their relative fair values. Fair values are based on the estimated present value of future cash flows.

     There was no cash flow related to this transaction other than the receipt of the initial $7,108. Cash flows on the assets sold to investors and retained interests are not scheduled to begin until March 31, 2002 in accordance with governing documents.

     Fair values of security investments represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, review of market indices, price levels of current offerings of comparable issues, price estimates, estimated future cash flows and market data from independent brokers.

     Mortgages loans on real estate

     At December 31, 2001, approximately 17 percent of the Company's invested assets were mortgage loans on real estate. Concentration of credit risk by region of the United States and by type of real estate are as follows:

                                                December 31, 2001                        December 31, 2000
                                           On Balance           Funding           On Balance           Funding
     Region                                   Sheet           Commitments           Sheet            Commitments
                                           ----------         -----------         ----------         -----------
     South Atlantic                          $161,912            $1,940            $172,349               $-
     Middle Atlantic                           93,771                 -             106,376                -
     East North Central                       114,292                 -             122,354                -
     Mountain                                  81,520                27             100,208                -
     West North Central                       106,432                 -             110,669                -
     New England                               34,896                 -              39,877                -
     Pacific                                   31,836                 -              38,559                -
     West South Central                        27,421                 -              30,172                -
     East South Central                         6,361                 -               6,749                -
                                           ----------         ---------           ---------          -------
                                              658,441             1,967             727,313                -
     Less allowance for losses                  4,232                 -               3,304                -
                                           ----------         ---------           ---------          -------
        Total                                $654,209            $1,967            $724,009               $-
                                           ==========         =========           =========          =======

                                                December 31, 2001                        December 31, 2000
                                           On Balance           Funding           On Balance           Funding
     Property type                            Sheet           Commitments           Sheet            Commitments
                                           ----------         -----------         ----------         -----------
     Department/retail stores                $179,890            $    -            $214,927              $-
     Apartments                               143,430             1,940             152,906               -
     Office buildings                         185,925                 -             191,767               -
     Industrial buildings                      72,745                 -              80,330               -
     Hotels/Motels                             37,569                 -              41,977               -
     Medical buildings                         28,360                 -              29,173               -
     Nursing/retirement homes                   2,787                 -               6,471               -
     Mixed Use                                  7,735                27               9,762               -
                                           ----------         ---------           ---------          -------
                                              658,441             1,967             727,313               -
     Less allowance for losses                  4,232                 -               3,304               -
                                           ----------         ---------           ---------          -------
        Total                                $654,209            $1,967            $724,009              $-
                                           ==========         =========           =========          =======

     Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. The Company holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreement. Commitments to fund mortgages are made in the ordinary course of business. The fair value of the mortgage commitments is $nil.

     At December 31, 2001, 2000 and 1999, the Company's recorded investment in impaired loans was $3,632, $9,014 and $5,200, respectively, with allowances of $835, $500 and $1,250, respectively. During 2001, 2000 and 1999, the average recorded investment in impaired loans was $6,394, $4,684 and $5,399, respectively.

     The Company recognized $271, $221 and $136 of interest income related to impaired loans for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following table presents changes in the reserve for mortgage loan losses:

                                                                    2001             2000              1999
                                                                  ------           -------           -------
     Balance, January 1                                           $3,304           $ 6,650           $ 8,500
     Provision (reduction) for mortgage loan losses                  928            (3,346)           (1,850)
                                                                     ---            ------            ------
     Balance, December 31                                         $4,232           $ 3,304           $ 6,650
                                                                  ======           =======           =======

     Sources of investment income and realized (losses) gains on investments

     Net investment income for the years ended December 31 is summarized as follows:

                                                                    2001             2000              1999
                                                                  ------           -------           -------
     Interest on fixed maturities                               $211,920          $237,201          $265,199
     Interest on mortgage loans                                   54,723            59,686            63,721
     Interest on cash equivalents                                     43             1,136               534
     Other                                                         6,455             5,693            (1,755)
                                                                   -----             -----            ------
                                                                 273,141           303,716           327,699
     Less investment expenses                                      1,423             3,957             4,953
                                                                   -----             -----             -----
        Total                                                   $271,718          $299,759          $322,746
                                                                ========          ========          ========

     Net realized (losses) gains on investments for the years ended December 31 is summarized as follows:

                                                                    2001             2000              1999
                                                                  ------           -------           -------
     Available-for-sale securities                              $(85,147)          $(2,877)           $4,715
     Mortgage loans on real estate                                (4,773)            3,346             1,850
                                                                  ------             -----             -----
        Total                                                   $(89,920)          $   469            $6,565
                                                                ========           =======            ======

3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax (benefit) expense for the years ended December 31 consists of the following:

                                                                    2001             2000              1999
                                                                  ------           -------           -------
     Federal income taxes:
       Current                                                  $ 11,803           $ 6,170           $15,531
       Deferred                                                  (34,562)            7,029               711
                                                                 -------             -----               ---
                                                                 (22,759)           13,199            16,242
     State income taxes-current                                      551               888               433
                                                                     ---               ---               ---
     Income tax expense                                         $(22,208)          $14,087           $16,675
                                                                ========           =======           =======

     Income tax (benefit) expense differs from that computed by using the United States statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                 2001                       2000                       1999
                                      -------------------------- -------------------------- -------------------------
                                        Provision      Rate       Provision       Rate       Provision       Rate
                                        ---------      -----      ---------       ----       ---------       ----
     Federal income taxes   based
        on the statutory rate
                                         ($22,378)     (35.0)%        $13,458     35.0%        $17,731       35.0%
     Tax-excluded interest and
        dividend income                        (3)         -               (4)       -             (14)         -
     State taxes, net of federal
        benefit                               358        0.6              578      1.5             281        0.5
     Other, net                              (185)      (0.3)              55      0.1          (1,323)      (2.6)
                                             ----       ----               --      ---          ------       ----
     Total income taxes                  ($22,208)     (34.7)%        $14,087     36.6%        $16,675       32.9%
                                         ========      =====          =======     ====         =======       ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are as follows:

     Deferred income tax assets:                                                          2001              2000
                                                                                        -------           -------
     Policy reserves                                                                    $46,263           $40,242
     Unrealized losses on investments                                                    47,560            31,441
     Other                                                                                4,009             6,208
                                                                                          -----             -----
          Total deferred income tax assets                                               97,832            77,891
                                                                                         ------            ------
     Deferred income tax liabilities:
     Deferred policy acquisition costs                                                   58,688            51,541
     Investments                                                                          7,012                 -
                                                                                         ------            ------
          Total deferred income tax liabilities                                          65,700            51,541
                                                                                         ------            ------
          Net deferred income tax assets                                                $32,132           $26,350
                                                                                        =======           =======

     The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to IDS Life are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. The Company had a statutory unassigned deficit of $41,371 as of December 31, 2001 and a statutory unassigned surplus of $31,508 as of December 31, 2000. Any dividend distributions in 2002 would require approval by the Insurance Department of the State of Indiana.

     Statutory net (loss) income for the years ended December 31 and statutory capital and surplus as of December 31, are summarized as follows:

                                                                       2001              2000              1999
                                                                     --------          --------           -------
    Statutory net (loss) income                                     ($ 81,461)        ($ 11,928)         $ 15,241
    Statutory capital and surplus                                     303,501           315,930           343,094

     The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised regulations took effect January 1, 2001. The state of Indiana has adopted the provisions of the revised manual without modification. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of implementing these changes was a decrease of $44,786 to the Company's statutory-basis capital and surplus as of January 1, 2001.

5.   Related party transactions

     The Company has purchased interest rate floors from IDS Life and entered into an interest rate swap with IDS Life to manage its exposure to interest rate risk. The interest rate floors had a carrying amount of $7,020 and $6,489 at December 31, 2001 and 2000, respectively. The interest rate swaps had a carrying amount of $28,868 and $nil at December 31, 2001 and 2000, respectively. See Notes 8 and 9 for additional disclosure.

     The Company has no employees. Charges by IDS Life for the use of joint facilities, marketing services and other services aggregated $34,681, $45,191 and $38,931 for the years ended December 31, 2001, 2000 and 1999, respectively. Certain of these costs are included in deferred policy acquisition costs. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.

     Included in other liabilities at December 31, 2001 and 2000 are $28,919 and $9,944, respectively, payable to and receivable from IDS Life for federal income taxes.

6.   Lines of credit

     The Company has an available line of credit with AEFC aggregating $50,000. The rate for the line of credit is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under this agreement at December 31, 2001 or 2000.

7.   Commitments and contingencies

     In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits related to the sales of insurance and annuity products anticipated to provide for approximately $215 million of benefits. The Company had been named as a co-defendant in one of these lawsuits. In September 2000, both state and federal courts gave preliminary approval to the proposed settlement and AEFC mailed notices to all of the over two million class members. In May 2001 the courts entered orders approving the settlement. The orders became final in August 2001 and in October 2001 the settlement was implemented. The anticipated costs of settlement remain unchanged from prior years.

     The settlement as approved provides for release by class members of all insurance and annuity market conduct claims dating back to 1985. Some class members opted out of the settlement and therefore did not release their claims against AEFC or the Company. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC or the Company. Most of their claims have been settled.

     At December 31, 2001, the Company had no commitments to purchase investments other than to fund mortgage loans (see Note 2).

8.   Derivative financial instruments

     The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. The Company does not enter into derivative instruments for speculative purposes. As prescribed per SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are classified as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged.

     The Company currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. For the year ended December 31, 2001, the net effect on earnings of accounting for the net changes in fair value of the following undesignated derivatives under SFAS No. 133 compared with prior rules was not significant.

     Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate. The Company is not impacted by market risk related to derivatives held for non-trading purposes beyond that inherent in cash market transactions. Derivatives held for purposes other than trading are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions.

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

     Interest rate caps, swaps and floors are used principally to manage the Company's interest rate risk. These instruments are primarily used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. The values of derivative financial instruments are based on market values, dealer quotes or pricing models. The fair value of the interest rate caps and floors are included in Other assets. The fair value of the interest rate swaps is included in Other liabilities. Changes in value of the derivatives are included in Other operating expenses. The derivatives expire at various dates between 2002 and 2006.

9.   Fair values of financial instruments

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

                                                                    2001                          2000
                                                                  --------                      --------
                                                          Carrying        Fair          Carrying         Fair
    Financial Assets                                       Amount        Value           Amount          Value
                                                          ---------    ---------       ---------       ---------
    Fixed maturities:
       Held-to-maturity securities                       $            $               $  934,091      $  927,031
                                                                  -            -
       Available-for-sale securities                      3,302,753    3,302,753       2,068,487       2,068,487
    Common stocks                                               344          344             880             880
    Mortgage loans on real estate                           654,209      684,566         724,009         740,992
    Derivative financial assets                               7,354        7,354           8,526          13,599
    Cash and cash equivalents                               260,214      260,214          34,852          34,852
    Separate account assets                                 708,240      708,240         589,310         589,310

                                                                    2001                          2000
                                                                  --------                      --------
                                                          Carrying        Fair          Carrying         Fair
                                                           Amount        Value           Amount          Value
    Financial Liabilities                                 ---------    ---------       ---------       ---------
    Future policy benefits for fixed annuities            3,745,846    3,668,111       3,567,085       3,480,270
    Derivative financial liabilities                         28,868       28,868               -          51,369
    Separate account liabilities                            708,240      685,607         589,310         567,989

     At December 31, 2001 and 2000, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $19,833 and $17,699, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 2001 and 2000. The fair values of deferred annuities is estimated as the carrying amount less applicable surrender charges. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 2001 and 2000.

     At December 31, 2001 and 2000, the fair value of liabilities related to separate accounts is estimated as the carrying amount less applicable surrender charges and less variable insurance contracts carried at $281 and $nil, respectively.